Form 10-K
period 2025-12-31
BANK5 2024-5YR5
filed 2026-03-24
CIK 2006016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

EXPLANATORY NOTES

The BANK5 2024-5YR5 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

•        the Tysons Corner Center mortgage loan, which is serviced pursuant to the TYSN 2023-CRNR trust and servicing agreement attached hereto as Exhibit 4.2; and

•        the 33 West State Street and 50 East State Street mortgage loan, which is serviced pursuant to the BMO 2024-5C3 pooling and servicing agreement attached hereto as Exhibit 4.3.

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

•        Midland Loan Services, a Division of PNC Bank, National Association is the special servicer under the BMO 2024-5C3 pooling and servicing agreement, pursuant to which the 33 West State Street and 50 East State Street mortgage loan is serviced. On March 10, 2025, Greystone Servicing Company LLC was replaced as special servicer under the BMO 2024-5C3 pooling and servicing agreement, pursuant to which the 33 West State Street and 50 East State Street mortgage loan is serviced and succeeded by Midland Loan Services, a Division of PNC Bank, National Association. Because Midland Loan Services, a Division of PNC Bank, National Association is not the BANK5 2024‑5YR5 special servicer, is not affiliated with any sponsor and services only the 33 West State Street and 50 East State Street mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as BMO 2024-5C3 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123. Because Greystone Servicing Company LLC is not the BANK5 2024‑5YR5 special servicer, is not affiliated with any sponsor and serviced only the 33 West State Street and 50 East State Street mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Greystone Servicing Company LLC, as BMO 2024-5C3 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but did not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•        The Nvidia Santa Clara mortgage loan, which was serviced pursuant to the BANK5 2023-5YR4 pooling and servicing agreement, was repaid in 2024.

•        Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the BANK 2024-5YR5 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•        Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated February 1, 2024.    In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the BANK 2024-5YR5 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

(4.3)  Pooling and Servicing Agreement, dated as of February 1, 2024, between BMO Commercial Mortgage Securities LLC, as depositor, Wells Fargo Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the BMO 2024-5C3 securitization transaction, pursuant to which the 33 West State Street and 50 East State Street Mortgage Loan is serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K filed on February 1, 2024 under SEC File No. 333-259741-07 and incorporated by reference herein).

(31)  Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1    Computershare Trust Company, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Custodian

33.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.5    K-Star Asset Management LLC, as Special Servicer

33.6    Park Bridge Lender Services LLC, as Operating Advisor

33.7    CoreLogic Solutions, LLC, as Servicing Function Participant

33.8    Berkadia Commercial Mortgage LLC, as Master Servicer under the TYSN 2023-CRNR securitization, pursuant to which the following mortgage loans were serviced by such party: Tysons Corner Center (from 1/1/25 to 12/31/25)

33.9    Trimont LLC, as Master Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 3/1/25 to 12/31/25) (see Exhibit 33.3)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 2/28/25) (see Exhibit 33.4)

33.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.12 Situs Holdings, LLC, as Special Servicer under the TYSN 2023-CRNR securitization, pursuant to which the following mortgage loans were serviced by such party: Tysons Corner Center (from 1/1/25 to 12/31/25)

33.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 3/10/25 to 12/31/25)

33.14 Greystone Servicing Company LLC, as Special Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 3/9/25)

33.15 Computershare Trust Company, National Association, as Custodian under the TYSN 2023-CRNR securitization, pursuant to which the following mortgage loans were serviced by such party: Tysons Corner Center (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

33.16 Computershare Trust Company, National Association, as Custodian under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 12/31/25) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Computershare Trust Company, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Custodian

34.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.5    K-Star Asset Management LLC, as Special Servicer

34.6    Park Bridge Lender Services LLC, as Operating Advisor

34.7    CoreLogic Solutions, LLC, as Servicing Function Participant

34.8    Berkadia Commercial Mortgage LLC, as Master Servicer under the TYSN 2023-CRNR securitization, pursuant to which the following mortgage loans were serviced by such party: Tysons Corner Center (from 1/1/25 to 12/31/25)

34.9    Trimont LLC, as Master Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 3/1/25 to 12/31/25) (see Exhibit 34.3)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 2/28/25) (see Exhibit 34.4)

34.11 CoreLogic Solutions, LLC, as Servicing Function Participant under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.12 Situs Holdings, LLC, as Special Servicer under the TYSN 2023-CRNR securitization, pursuant to which the following mortgage loans were serviced by such party: Tysons Corner Center (from 1/1/25 to 12/31/25)

34.13 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 3/10/25 to 12/31/25)

34.14 Greystone Servicing Company LLC, as Special Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 3/9/25)

34.15 Computershare Trust Company, National Association, as Custodian under the TYSN 2023-CRNR securitization, pursuant to which the following mortgage loans were serviced by such party: Tysons Corner Center (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

34.16 Computershare Trust Company, National Association, as Custodian under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 12/31/25) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1    Computershare Trust Company, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Custodian

35.3    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.4    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.5    K-Star Asset Management LLC, as Special Servicer

35.6    Berkadia Commercial Mortgage LLC, as Master Servicer under the TYSN 2023-CRNR securitization, pursuant to which the following mortgage loans were serviced by such party: Tysons Corner Center (from 1/1/25 to 12/31/25)

35.7    Trimont LLC, as Master Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 3/1/25 to 12/31/25) (see Exhibit 35.3)

35.8     Wells Fargo Bank, National Association, as Master Servicer under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 2/28/25) (see Exhibit 35.4)

35.9    Situs Holdings, LLC, as Special Servicer under the TYSN 2023-CRNR securitization, pursuant to which the following mortgage loans were serviced by such party: Tysons Corner Center (from 1/1/25 to 12/31/25)

35.10 Computershare Trust Company, National Association, as Custodian under the TYSN 2023-CRNR securitization, pursuant to which the following mortgage loans were serviced by such party: Tysons Corner Center (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

35.11 Computershare Trust Company, National Association, as Custodian under the BMO 2024-5C3 securitization, pursuant to which the following mortgage loans were serviced by such party: 33 West State Street and 50 East State Street (from 1/1/25 to 12/31/25) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated as of January 30, 2024, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 1, 2024 under SEC File No. 333-259741-07 and incorporated by reference herein).

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

(99.7) Co-Lender Agreement, dated as of January 17, 2024, by and between Citi Real Estate Funding Inc., as initial note A-1 holder, and Morgan Stanley Bank, N.A., as initial note A-2 holder, relating to the 33 West State Street and 50 East State Street loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on February 1, 2024 under SEC File No. 333-259741-07 and incorporated by reference herein).

(99.8) Co-Lender Agreement, dated as of January 19, 2024, by and between Wells Fargo Bank, National Association, as initial note A-1 holder, and Citi Real Estate Funding Inc., as initial note A-2 holder, relating to the Timber Creek Crossing loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K filed on February 1, 2024 under SEC File No. 333-259741-07 and incorporated by reference herein).

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

Date:  March 24, 2026